Form 10-K
period 2004-12-31
CHEC Loan Trust 2004-2 Asset-Backed Certificates, Series 2004-2
filed 2005-03-30
CIK 1307084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange  Act of  1934   for  the  fiscal year ended December 31, 2004

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                        Commission File Number 333-108551-13

        CHEC Loan Trust 2004-2, Asset-Backed Certificates, Series 2004-2
             (Exact name of registrant as specified in its charter)

         New York                                      34-2024529, 34-2024522
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification Nos.)

 c/o Asset Backed Funding Corporation
 214 North Tryon Street, Charlotte, North Carolina               28255
 (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code :(704) 386-2400

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.

     Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.

                          Introductory Note

This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange Commission to Nomura Asset Securities Corporation.


PART I

Item 1.  Business.

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Master Servicer, the Securities Administrator or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.


PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     There  is  currently  no   established   public   trading  market  for  the
certificates issued by the Trust.

     As of December 31, 2004 the total number of holders with respect to each class of certificates is set forth below:

                A-1         25
                A-2          5
                A-3          2
                M-1          4
                M-2          1
                M-3          2
                M-4          2
                M-5          2
                M-6          2
                M-7          1
                M-8          1

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         Not Applicable.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this report:

     (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form
           8-K on November 12, 2004).

     (31.1) Rule 13a-14(a)/15d-14(a) Certification.

     (99.1) Annual Independent Public Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2004.

     (99.2) Annual Statement of Compliance under the Pooling and Servicing
            Agreement for the year ended December 31, 2004.

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    CHEC LOAN TRUST 2004-2
                    ASSET-BACKED CERTIFICATES, SERIES 2004-2

               By:  Asset Backed Funding Corporation, as Depositor

               By:  /s/ Daniel B. Goodwin
                    -----------------------
               Name:  Daniel B. Goodwin
               Title: President
               Date: March 28, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

                                 EXHIBIT INDEX

Exhibit  Description

 4.1 Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on November 12, 2004).

33.1   Rule 13a-14(a)/15d-14(a) Certification

99.1 Annual Independent Public Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2004.

99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2004.

                                  EXHIBIT 31.1
                    Rule 13a-14(a)/15d-14(a) Certification
                            ------------------------

                             CHEC LOAN TRUST 2004-2,
                    ASSET-BACKED CERTIFICATES, SERIES 2004-2

     I, Daniel B. Goodwin, the President of Asset Backed Funding Corporation, certify that:

1. I have reviewed this annual report on Form 10-K, and all monthly current reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of the CHEC Loan Trust 2004-2 formed pursuant to the Pooling and Servicing Agreement, dated as of October 1, 2004 (the "Agreement"), among Asset Backed Funding Corporation, as depositor, Centex Home Equity Company, LLC, as servicer (the "Servicer") and JPMorgan Chase Bank, N.A., as trustee (the "Trustee");

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Agreement for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the Trustee in accordance with the terms of the Agreement, and except as disclosed in the reports, the Servicer has fulfilled its obligations under the Agreement; and

5. The reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards, based upon the report provided by an independent public accountant after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure as set forth in the Agreement that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Centex Home Equity Company, LLC and JPMorgan Chase Bank, N.A.


                        By:  /s/ Daniel B. Goodwin
                             -----------------------
                        Name:  Daniel B. Goodwin
                        Title: President
                        Date:  March 28, 2005

                                  EXHIBIT 99.1
             Annual Independent Public Accountant's Servicing Report
                            with Management Assertion
                            -----------------------



Ernst & Young LLP
Dallas, Texas


                 Report on Management's Assertion on Compliance
               With Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                       Report of Independent Accountants

The Members of Centex Home Equity Company, LLC and Subsidiaries and CTX Mortgage Funding, LLC

We have examined management's assertion, included in the accompanying report titled Report of Management, that Centex Home Equity Company, LLC and Subsidiaries and CTX Mortgage Funding, LLC (collectively, the Companies) complied with the minimum servicing standands set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) during the nine month period ended December 31, 2004. Management is responsible for the Companies' compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Companies' compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Pubic Accountants and, accordingly, included examining, on a test basis, evidence about the Companies' compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination on the Companies' compliance with specified requirements.

In our opinion, management's assertion that the Companies complied with the aforementioned requirements during the nine month period ended December 31, 2004 is fairly stated, in all material respects.

This report is intended solely for the information and use of the audit committee, management and the Companies' private investors and is not intended to be and should not be used by anyone other than these specified parties.

Ernst & Young LLP

March 16, 2005

Centex Home Equity Corporation


           Management's Assertion on Compliance With Minimum Servicing
        Standards Set Forth in the Uniform Single Attestation Program for
                                Mortgage Bankers

                              Report of Management


We, as members of management of Centex Home Equity Company, LLC and Subsidiaries and CTX Mortgage Funding, LLC (the Companies), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Companies' compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2004 and for the nine-month period then ended. Based on this evaluation, we assert that during the nine-month period ended December 31, 2004, the Companies complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Companies had in effect a fidelity bond in the amount of $25 million and $6 million, respectively.

/s/  Jay Bray
------------------------
Jay Bray
Executive Vice President - Chief Financial Officer

/s/ Jerry Berrens
------------------------
Jerry Berrens
Vice President - Controller

March 16, 2005

                                  EXHIBIT 99.2
                  Servicer's Annual Statement as to Compliance
                             -----------------------


                        ANNUAL STATEMENT AS TO COMPLIANCE

     As of and for the fiscal  year ended  March 31,  2005,  pursuant to Section
3.19 of the Pooling and Servicing Agreement among Asset Backed Funding Corporation ("Depositor"), Centex Home Equity Company, LLC ("Servicer") and JP Morgan Chase Bank ("Trustee"), dated as of October 1, 2004, the undersigned, on behalf of Centex Home Equity Company, has performed a review of the activities of Centex Home Equity Company, LLC as Servicer during such preceding year.

     To the best of my knowledge, based on such review, the Servicer has fulfilled all obligations under the Pooling and Servicing Agreement for the fiscal year above referenced.

/s/ Greg Oniu
-----------------------
Greg Oniu
Senior Vice President
Centex Home Equity Company, LLC